Form 10QSB
period 2003-09-30
EASTON TECHNOLOGIES CORP
filed 2003-11-07
CIK 1169569

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of November 5, 2003.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]





Item 1.  Financial Statements



                        EASTON TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEETS
                                 (Unaudited)


                                                     Sept. 30       Dec. 31
                                                       2003          2002
                                                     ---------     --------
ASSETS
Current Assets................................        $    0        $    0
                                                     --------      --------
 Total Current Assets ........................             0             0
                                                     --------      --------
Other Assets..................................             0             0
                                                     --------      --------
 Total Other Assets ..........................             0             0
                                                     --------      --------
Total Assets..................................        $    0        $    0
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities...........................        $    0        $    0
                                                     --------      --------
 Total Current Liabilities....................             0             0
                                                     --------      --------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
 authorized, No Share Issued and Outstanding               0             0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
 authorized, 5,000,000 Shares Issued and Outstanding     500           500

Contributed Capital By Controlling Shareholder         7,350         5,350

Deficit Accumulated During Development Stage..       (7,850)        (5,850)
                                                    --------      --------
 Total Stockholders' Equity...................             0             0
                                                    --------      ---------
Total Liabilities And Stockholders' Equity....       $     0        $    0
                                                    =========     =========



The accompanying notes are an integral part of these financial statements.




                        EASTON TECHNOLOGIES CORPORATION
                         (A Development Stage Company)


                           STATEMENT OF OPERATIONS
        For the Three and Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)




                                             Three Months            Nine Months
                                             Ended Sept. 30         Ended Sept. 30

                                             2003       2002         2003      2002
                                          --------    --------     --------  -------


REVENUE................................   $     0      $     0     $    0    $     0
                                          -------     --------     --------  --------
EXPENSES
  Administrative and general expenses..       600         1,100       2,000    4,800
                                          -------     ---------    --------  --------
TOTAL EXPENSES.........................       600         1,100       2,000    4,800
                                          -------     ---------    --------  --------

NET LOSS...............................   $ (600)     $ (1,100)   $ (2,000) $ (4,800)
                                          =======     =========   ========= =========

Net Loss Per Share
  - Basic .............................  $(.0001)     $ (.0002)   $ (.0004) $  (.001)
                                         ========     =========   ========= =========

Weighted Average Number
  of Common Shares Outstanding......... 5,000,000     5,000,000   5,000,000 5,000,000
                                        =========     =========   ========= =========


  The accompanying notes are an integral part of these financial statements.




                          EASTON TECHNOLOGIES CORPORATION
                           (A Development Stage Company)


                              STATEMENT OF CASH FLOWS
                 For the Nine Months Ended September 30, 2003 and 2002
                                    (Unaudited)


                                            Nine Months    From March 8, 2002
                                           Ended Sept. 30    (inception) to
                                                             Sept. 30, 2002

                                               2003              2002
                                            -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss................................      $ (2,000)        $ (4,800)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Net cash used in operating activities             0                0
                                               ---------       ---------
Net cash used by operating activities....        (2,000)         (4,800)


CASH FLOWS FROM INVESTING ACTIVITIES.....             0                0


CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital by controlling shareholder   2,000            4,800
                                               --------        ---------
Net cash provided by financing activities         2,000            4,800
                                              ---------        ---------

NET INCREASE (DECREASE)..................      $      0         $      0
                                              =========        =========

Cash, Beginning of period................      $      0         $      0
                                              =========        =========
Cash, End of period......................      $      0         $      0
                                              =========        =========



The accompanying notes are an integral part of these financial statements.



                             EASTON TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE CORPORATION)

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  September 30, 2003


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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended September 30, 2003 are not necessarily indicative of the results for any future period.

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

    Common Stock and Contributed Capital

    The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At September 30, 2003, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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

Liquidity and Capital Resources

    At September 30, 2003, the Company had no cash and no other assets. From March 8, 2002 (inception) to September 30, 2003, the Company had no commercial operations and had no revenue. For the quarter ended September 30, 2003, the Company incurred expenses of $600.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 31. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    No Form 8-K was filed by the Registrant during the quarter ended September 30, 2003.





                                      SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



EASTON TECHNOLOGIES CORP.


By: /s/ Jianjun Zhang
 --------------------------
 Jianjun Zhang, President


Date:  November 5, 2003