Form 10KSB
period 2004-12-31
EASTON TECHNOLOGIES CORP
filed 2005-04-21
CIK 1169569

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2004

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-49853

                            EASTON TECHNOLOGIES CORP.
----------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

            Delaware                                   04-3616005
-----------------------------------------  -----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
         of incorporation or organization)

  80 Wall Street, Suite 818, New York, NY                       10005
----------------------------------------------   ------------------------------
   Address of principal executive offices                      Zip Code

   Issuer's telephone number:                      (212) 809-1200
-------------------------------------------------------------------------------
       Securities registered under Section 12(g) of the Exchange Act:

      Title of each class             Name of each exchange on which registered
----------------------------------  -------------------------------------------
Common stock, $.0001 par value                         N/A
----------------------------------  -------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of April 18, 2005: 5,000,000 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]







                             TABLE OF CONTENTS


PART I

Item 1.  Description of Business..................................        3
Item 2.  Description of Property..................................        4
Item 3.  Legal Proceedings........................................        4
Item 4.  Submission of Matters to a Vote of Security Holders......        4

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.        4
Item 6.  Management's Discussion and Analysis or Plan of Operation        5
Item 7.  Financial Statements.....................................       12
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.....................       20
Item 8A. Controls and Procedures..................................       20
Item 8B. Other Information........................................       20

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act     20
Item 10. Executive Compensation...................................       22
Item 11. Security Ownership of Certain Beneficial Owners and Management  22
Item 12. Certain Relationships and Related Transactions...........       23
Item 13. Exhibits and Reports on Form 8-K.........................       23
Item 14. Principal Accountant Fees and Services...................       24




Item 1.  Description of Business

Easton Technologies Corp. (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a blank check company for the purpose of merging with or acquiring an operating company with operating history and assets. Since inception the Company has conducted virtually no business other than organizational matters and filings of a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission (the "SEC").

Our business plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. We filed a registration statement on Form 10-SB with the SEC in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended. As a "reporting company," we may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTC Bulletin Board. The registration statement became effective on or about August 10, 2002.

As of the date of this report, we have not entered into a business combination with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operations under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

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

The proposed business activities described herein classify us as a "blank check" company. A "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We will not take any efforts to cause a market to develop in our securities until we have successfully implemented our business plan and we are no longer classified as a blank check company. There can be no assurance that our proposed plan of operation will be successful.


Item 2.  Description of Property

We do not own or lease any real property. We maintain a mailing address at 80 Wall Street, Suite 818, New York, NY 10005. This office spaces was leased by a third party, which agreed to let us use as our mailing address at no charge until we complete an acquisition or merger.


Item 3.  Legal Proceedings

We are not a party to any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders in the fourth quarter of 2004.



                                 PART II


Item 5.  Market for Common Equity and Related Stockholder Matters


There is no public trading market for our common stock.

Options or Warrants

There are no outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

Holders

At April 18, 2005, there were 5,000,000 shares of common stock outstanding and held of record by two stockholders.

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

Plan of Operations

Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. To date we have not entered into any agreement for a business combination with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

We may seek potential target company from all known sources and anticipate that various prospective business opportunity will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates.

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

We will not acquire or merge with any entity which cannot provide audited financial statements at the time of the closing of the proposed transaction or within the time frame as required to be provided pursuant to the requirements of Securities Exchange Act of 1934, as amended. The audited financial statements of the acquired company must be furnished within four days following the effective date of a business combination.

Under the Exchange Act of 1934, as amended, any merger or acquisition candidate is required to comply with all applicable reporting requirements, including filing reports of material events, quarterly reports and annual reports with accompanying audited financial statements. In the event we merge with or acquire a business opportunity, the successor company will be subject to the same reporting obligations as us under the Exchange Act. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business for less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.
We will not seek a business combination with any entity in which our officer or director serves as an officer or director or holds any ownership interest.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities after the transaction is consummated at a specified time thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company.

While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business combination will want to avoid the creation of a taxable event and structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax free.

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

Prior to completion of a business combination, the Company will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements; and other information deemed relevant.

Results of Operations

For the year ended December 31, 2004, we did not conduct any business operations, and we had not generated any revenue from operations. We incurred expenses of $1,250, primarily legal and general administrative expenses relating to the Company's quarterly and annual filings with the SEC.

Liquidity and Capital Resources

At December 31, 2004, we had no cash and cash equivalents. All the expenses incurred by us in 2004, approximately $1,250, were paid by our controlling shareholder who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount our controlling shareholder will pay on behalf of the Company. The Company has no current plans to raise funds, either debt or equity, from investors while it is a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.

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

CONFLICTS OF INTEREST. Our sole officer and director, participates in other business ventures that may compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. We have adopted a policy that we will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest.

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

THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of the Exchange Act of 1934, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within four days following the effective date of a business combination. Obtaining audited financial statements are the responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

REGULATION UNDER INVESTMENT COMPANY ACT. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

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


Item 7.  Financial Statements

For the year ended December 31, 2004 we were an inactive entity.  Pursuant to
Section 3-11 of Regulation S-X, the financial statements required for purposes of reports pursuant to the Securities Act of 1934 may be unaudited.





                    EASTON TECHNOLOGIES CORPORATION
                      (A Development Stage Company)

                             BALANCE SHEET
                       December 31, 2004 (Unaudited)

                                 ASSETS

CURRENT ASSETS .......................................       $         0
                                                             -------------
   TOTAL CURRENT ASSETS ..............................                 0
                                                             -------------
OTHER ASSETS.........................................                  0
                                                             -------------
   TOTAL OTHER ASSETS ................................                  0
                                                             -------------
TOTAL ASSETS .........................................       $          0
                                                             =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES ..................................        $         0
                                                              ------------
   TOTAL CURRENT LIABILITIES..........................                  0
                                                              ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 20,000,000 shares
  A uthorized, none share issued and outstanding......                  0

 Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding.                500

Contributed capital...................................              9,400

Deficit accumulated during development stage .........            (9,900)
                                                             -------------
   TOTAL STOCKHOLDERS' EQUITY.........................                  0
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............       $          0
                                                             =============





 The accompanying notes are an integral part of these financial statements.





                      EASTON TECHNOLOGIES CORPORATION
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                                                 For the Years Ended
                                                     December 31
                                             ---------------------------
                                                  2004          2003
                                              -------------  -----------

REVENUE...............................         $         0    $        0
                                               -----------   -----------
EXPENSES
  Administrative and general expenses.               1,250         2,800
                                               -----------   -----------
  TOTAL EXPENSES......................               1,250         2,800
                                               -----------   -----------

NET LOSS..............................         $   (1,250)    $  (2,800)
                                               ===========    ==========

Net Loss Per Share, Basic and Diluted.         $     0.00     $    0.00
                                               ===========    ==========
Weighted Average Number of
 Common Shares Outstanding............          5,000,000      5,000,000
                                               ===========     ==========





The accompanying notes are an integral part of these financial statements.





                       EASTON TECHNOLOGIES CORPORATION
                        (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 2004 and 2003 (Unaudited)


                                                            Deficit Accumulated
                          Common Stock       Contributed         During
                       Shares       Amount      Capital      Development Stage      Total
                    ------------  ----------  ------------  -------------------  ------------
Balance at
 Dec. 31, 2002        5,000,000    $    500    $  5,350      $       (5,850)       $      0

Contributed capital          -            -       2,800                    -          2,800

Net loss                     -            -           -              (2,800)         (2,800)

Balance at
 Dec. 31, 2003        5,000,000         500       8,150              (8,650)              0
                     ==========     =======    ========       ==============      =========
Contributed capital          -            -       1,250                    -          1,250

Net loss                     -            -           -               (1,250)       (1,250)

Balance at
 Dec. 31, 2004        5,000,000      $  500    $  9,400       $       (9,900)     $       0
                     ==========     =======    =========      ===============     ==========



  The accompanying notes are an integral part of these financial statements.







                    EASTON TECHNOLOGIES CORPORATION
                      (A Development Stage Company)

                    STATEMENT OF CASH FLOWS (Unaudited)



                                                 For the Years Ended
                                                     December 31,
                                              ---------------------------
                                                    2004          2003
                                              -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss..................................    $   (1,250)    $   (2,800)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
   Net cash used in operating activities...              0              0
                                                ----------     ----------
     Net cash used by operating activities.        (1,250)        (2,800)

CASH FLOWS FROM INVESTING ACTIVITIES.......              0              0
                                                ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital........................          1,250           2,800
                                                ----------     ------------
   Net cash provided by financing activities         1,250           2,800
                                                ----------     ------------

NET INCREASE (DECREASE)....................     $        0      $        0
                                                ==========     ============

Cash, Beginning of period...................     $       0      $        0
                                                ===========     ===========
Cash, End of period.........................     $       0      $        0
                                                ===========     ===========




  The accompanying notes are an integral part of these financial statements.






                         EASTON TECHNOLOGIES CORP.
                     (A DEVELOPMENT STAGE CORPORATION)

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            DECEMBER 31, 2004


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

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

Income taxes

The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes. As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2004, the Company did not have any significant net operating loss carry forwards. At December 31, 2004, the Company did not have any significant deferred tax liabilities or deferred tax assets.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding.
Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2004 there were no dilutive convertible shares, stock options or warrants.

2.  SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences, as may be determined from time to time by the Board of Directors. As of December 31, 2004, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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


Item 8B.   Other Information

None.



                                  PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

We have only one Director and Officer as follows:

     Name        Age                   Positions
-------------  ------  ---------------------------------------------------
Jianjun Zhang    35      President, Treasurer, Secretary, and Director

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

Jianjun Zhang has served as president, treasurer, secretary and the sole director of the Company since its inception. From February 1994 to January 2000, Mr. Zhang was product manager of Shanghai Xiehe Daily-Use Healthy Products Limited, a manufacturer and seller of health and beauty products in Shanghai, China. From January 2000 to January 2002, he was a self-employed small business consultant. From January 2002 to present, he has been the president of Waywood Investment Ltd., a business consulting firm incorporated in the British Virgin Islands.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


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

Long-Term Incentive Plan

None.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 18, 2005, certain information with respect to the beneficial ownership of our common stock as to (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executives and (iv) all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


                     Name and Address           Amount and Nature of    Percent
Title of Class      of Beneficial Owner         Beneficial Ownership    of Class
-------------  -------------------------------  --------------------  ----------
Common Stock   Comp Asset International Ltd.(1)      4,250,000            85%
               49-51 Jervois Street, 7th Floor
               Sheung Wan, Hong Kong

Common Stock   Jianjun Zhang                           750,000            15%
               C/o 80 Wall Street, Suite 818
               New York, NY 10005

Common Stock   All Officers and                        750,000            15%
               Directors as a Group (one person)
----------------------------------------------------------------------------

(i) Comp Asset International Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

Changes In Control

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company may result in a change in control.


Item 12.  Certain Relationships and Related Transactions

None.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                      Description
----------  ---------------------------------------------------------
 3.1        Certificate of Incorporation (1)
 3.2        By-Laws (1)
 4.1        Specimen Stock Certificate (2)
10.1        Agreement with Waywood Investment Ltd. (1)
10.2        Shareholder agreement (1)
31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------
  (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 10, 2002 (File No. 000-49853)

  (2) Incorporated by reference from the Company's registration statement on Form 10-SB/A filed on July 29, 2002 (File No. 000-49853).

(b)  Reports on Form 8-K:   None.


Item 14. Principal Accountant Fees and Services

1. Audit and Audit-Related Fees

During the year ended December 31, 2004 and 2003, the Company's financial statements have not been audited pursuant to Section 3-11 of Regulation S-X. Accordingly, no fees have been paid to the Company's principal accountant in fiscal 2004 and 2003.

2.  Tax Fees:   None.

3.  All Other Fees:  None.




                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Easton Technologies Corp.

By: /s/ Jianjun Zhang
----------------------------------------------
Jianjun Zhang, President and the sole Director


Date: April 20, 2005